Form 10-K
period 1997-12-31
SALOMON BROS MORT SEC VII INC TRUST CERT SERIES 1996-6
filed 1998-03-25
CIK 1029772

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X|      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

|_|      Transition Report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 For the transition period from _______________

         to _______________

                          Commission File No. 333-44593
                                              ---------

         SALOMON BROTHERS MORTGAGE SECURITIES VII, INC. (SERIES 1996-6)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                             13-3439681
                      --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                      SEVEN WORLD TRADE CENTER, 40TH FLOOR
                      NEW YORK, NEW YORK                  10048
                      -----------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212 783-5659
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X          No
                                  -----           -----

                                     PART I

ITEM 1            BUSINESS.

                  Not applicable.


ITEM 2            PROPERTIES.

                  Not applicable.


ITEM 3            LEGAL PROCEEDINGS.

                  None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted to a vote of security holders during the period covered by this report through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  (a) There is no established trading market for the Certificates.

                  (b) There are approximately 52 holders of record as of the end of the reporting year.

ITEM 6            SELECTED FINANCIAL DATA.

                  Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

                  Not applicable.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not applicable.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not applicable.


ITEM 11           EXECUTIVE COMPENSATION.

                  Not applicable.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

                  The following table provides information, as of the end of the reporting year with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1996-6 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the end of the reporting year.

                                                                                                 Percent of Class of
                                                              Principal Amount of           Certificates Outstanding (by
Series and Class                                              Certificates Owned             aggregate principal balance
 of Certificates  Name and Address                                of Record                     or Percentage Interest)
 ---------------  ----------------                                ---------                     -----------------------

1996-6

Class 6A-A1       Custodial Trust Company                       $17,978,000                         100.00%
                  101 Carnegie Center
                  Princeton, New Jersey 08540

Class 6A-A2       Morgan Stanley & Co. Incorporated             $17,978,000                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6B-A1       Boston Safe Deposit and                       $1,700,000                            8.09%
                    Trust Compny
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259





Class 6B-A1       Industrial Bank of Japan Trust                $1,700,000                            8.09%
                     Company
                  245 Park Avenue
                  New York, New York 10167

Class 6B-A1       PNC Bank, National Association                $11,806,105                          56.20%
                  1835 Market Street
                  11 Penn Center, 15th Floor
                  Philadelphia, Pennsylvania 19103

Class 6B-A1       SSB-Custodian                                 $3,800,000                           18.09%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6B-A2       Morgan Stanley & Co. Incorporated             $21,006,105                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6C-A1       Brown Brothes Harriman & Co.                  $1,000,000                           10.91%
                  63 Wall Street, 8th Floor
                  New York, New York 10005

Class 6C-A1       PNC Bank, National Association                $6,000,000                            6.54%
                  1835 Market Street
                  11 Penn Center, 15th Floor
                  Philadelphia, Pennsylvania 19103

Class 6C-A1       SSB-Custodian                                 $2,168,033                           23.65%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6C-A2       Morgan Stanley & Co. Incorporated             $9,168,033                          100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6D-A1       Bank of New York                              $3,300,000                           14.81%
                  925 Patterson Plank Road
                  Secaucus, New Jersey 07094

Class 6D-A1       Boston Safe Deposit and Trust                 $3,000,000                           13.46%
                     Company
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259






Class 6D-A1       Chase Manhattan Bank                          $9,782,195                           43.90%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class 6D-A1       Chase Manhattan Bank/Chemical                 $1,700,000                            7.63%
                  4 New York Plaza
                  Proxy Department - 13th Floor
                  New York, New York 10004

Class 6D-A1       Mercantile Bank of St. Louis                  $1,200,000                            5.39%
                     National Association Bond
                  P.O. Box 349
                  St. Louis, Missouri 63166

Class 6D-A1       Northern Trust Company                        $2,300,000                           10.32%
                  801 S. Canal C-In
                  Chicago, Illinois 60607

Class 6D-A2       Morgan Stanley & Co. Incorporated             $22,282,195                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6E-A1       Bear, Stearns Securities Corp.                 $5,885,000                          23.03%
                  One Metrotech Center North
                  4th Floor
                  Brooklyn, New York 11201-3862

Class 6E-A1       Custodial Trust Company                       $16,664,386                          65.22%
                  101 Carnegie Center
                  Princeton, New Jersey

Class 6E-A1       LTCB Trust Company                            $3,000,000                           11.74%
                  165 Broadway
                  New York, New York 10006

Class 6E-A2       Morgan Stanley & Co. Incorporated             $25,549,386                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6F-A1       Chase Manhattan Bank                          $13,519,704                         100.00%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class 6F-A2       Morgan Stanley & Co. Incorporated             $13,519,704                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201





Class 6G-A1       Boston Safe Deposit and                       $1,800,000                            9.63%
                    Trust Compny
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259

Class 6G-A1       Chase Manhattan Bank                          $1,000,000                            5.35%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class 6G-A1       Industrial Bank of Japan Trust                $1,800,00                             9.63%
                     Company
                  245 Park Avenue
                  New York, New York 10167

Class 6G-A1       PNC Bank, National Association                $10,228,491                          55.05%
                  1835 Market Street
                  11 Penn Center, 15th Floor
                  Philadelphia, Pennsylvania 19103

Class 6G-A1       SSB-Custodian                                 $2,800,000                           14.98%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6G-A2       Morgan Stanley & Co. Incorporated             $18,688,491                         100.00%
                  One Pierrepont Plaza
                  7th Floor
                  Brooklyn, New York 11201

Class 6H-A1       Commercial Bank                               $7,368,378                           83.09%
                  Detroit, Michigan 48275-3530

Class 6H-A1       SSB-Custodian                                 $1,500,000                           16.91%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6I-A1       Chase Manhattan Bank                          $16,772,687                         100.00%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class 6J-A1       Boston Safe Deposit and                       $1,282,569                           10.00%
                    Trust Compny
                  c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, Pennsylvania 15259





Class 6J-A1       Chase Manhattan Bank                          $641,285,000                          5.00%
                  4 New York Plaza
                  13th Floor
                  New York, New York 10004

Class 6J-A1       Goldman Sachs Trust Company                   $2,565,140                           20.00%
                  One New York Plaza
                  45th Floor
                  New York, New York 10004

Class 6J-A1       Nomura Securities/Fixed Income                $641,285                              5.00%
                  2 World Financial Center
                  Bldg. B
                  New York, New York 10281-1198

Class 6J-A1       SSB-Custodian                                 $7,695,416                           60.00%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6K-A1       Toyo Trust Company of New York                $2,458,000                          100.00%
                  280 Park Avenue
                  39th Floor - West Bldg.
                  New York, New York 10017

Class 6K-A2       Bankers Trust Company                         $9,056,606                           64.43%
                  c/o BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, Tennessee 37211

Class 6K-A2       SSB-Custodian                                 $5,000,000                           35.57%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6K-A3       SSB-Custodian                                 $401,386                            100.00%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

Class 6K-A4       SSB-Custodian                                 $14,505,000                         100.00%
                  Global Corp. Action Dept.
                  P.P. Box 1631
                  Boston, Massachusetts 02105-1631

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K.

                  (a) Not applicable.

                  (b) Not applicable.

                  (c) Not applicable.

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SALOMON BROTHERS MORTGAGE
                                       SECURITIES VII, INC.
                                       (Registrant and as Depositor)


                                       By:/s/ Gregory P. Petroski
                                          --------------------------------------
                                          Gregory P. Petroski
                                          Assistant Secretary

                                       Date: March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the date indicated.



SIGNATURE                           CAPACITY                          DATE

/s/ Gregory P. Petroski*        Director and President           March 25, 1998
----------------------          (Principal Executive Officer)
Thomas G. Maheras


/s/ Gregory P. Petroski*        Treasurer (Principal             March 25, 1998
-----------------------         Financial and Principal
Thomas W. Jasper                Accounting Officer)


/s/ Gregory P. Petroski*        Director and                     March 25, 1998
-----------------------         Vice President
Jeffrey A. Perlowitz


/s/ Gregory P. Petroski*        Director and Assistant           March 25, 1998
-----------------------         Secretary
Gregory P. Petroski




*By: /s/ Gregory P. Petroski
     ------------------------------
     Gregory P. Petroski
     Attorney-in-fact